Form 10-K
period 2000-12-31
WACHOVIA CREDIT CARD MASTER TRUST
filed 2001-03-29
CIK 1002439

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000
                 Commission files number: 33-95714 & 33-99442-01

   FIRST NATIONAL BANK OF ATLANTA (Delaware) d/b/a Wachovia Bank Card Services
                 On behalf of WACHOVIA CREDIT CARD MASTER TRUST
 (issuer in respect of the Wachovia Credit Card Trust Floating Rate Asset Backed
                                  Certificates)
             -exact name of registrant as specified in its charter-

United States of America                                         22-2716130
------------------------                                         ----------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

Address of principal executive offices (include zip code):
                                  77 Read's Way
                          New Castle Corporate Commons
                           New Castle, Delaware 19720

Registrant's telephone number:   (302) 323-2359
Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 1999-1
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed Certificates, Series 1999-1
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 1999-2
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed Certificates, Series 1999-2
Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 2000-1
Wachovia Credit Card Master Trust Class B Floating Rate Asset Backed Certificates, Series 2000-1


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated By Reference.  None.

                                     PART I
                                     ------

Item 1. Business
----------------
                The Trust engages in the business of acquiring and holding receivables, issuing Series of Certificates and the related Transferor Certificate, making payments thereon and engaging in related activities (including, with respect to any Series, obtaining any Enhancement and entering into an Enhancement agreement relating thereto).

Item 2. Properties
------------------
                Not Applicable.

Item 3. Legal Proceedings
-------------------------
                There are no material pending legal proceedings with respect to the Wachovia Credit Card Master Trust involving the Trust or The First National Bank of Atlanta, as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the applicable Pooling and Servicing Agreement.

Item 4. Submission of Matters to A Vote of Security Holders
-----------------------------------------------------------
                None.



                                     PART II
                                     -------

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------
         (a) Market Information. There is no established public trading market for the Certificates.

         (b) Holders. Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

         (c)      Dividends. Not Applicable.

Item 6. Selected Financial Data
-------------------------------
         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
         Not Applicable.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------
         Not Applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
         Not Applicable.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
         None.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
         Not Applicable.

Item 11. Executive Compensation
--------------------------------
         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         (a) Security Ownership of Certain Beneficial Owners. The Certificates of each Class of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. At December 31, 2000, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on the date:



                                                                                                 Percentage
    Title of                                                            Aggregate Amount             of
      Class            Name                                           of Certificates Held       Ownership
      -----            ----                                           --------------------       ---------
  Series 1999-1        Bank of New York                           $              91,000,000           10.98%
     Class A           Boston Safe Deposit and Trust Company                    181,500,000           21.90%
                       Chase Manhattan Bank                                     256,320,000           30.93%
                       State Street Bank & Trust Company                        176,965,000           21.35%


  Series 1999-1        Chase Manhattan Bank                       $              53,757,250            6.49%
     Class B


  Series 1999-2        Bank of New York                           $              29,000,000            6.27%
     Class A           Citibank, N.A.                                            25,000,000            5.41%
                       Deutsche Bank A.G.                                        40,000,000            8.65%
                       Northern Trust Company                                    53,500,000           11.57%
                       State Street Bank & Trust Company                        255,000,000           55.14%


  Series 1999-2        Bank of New York                           $              19,000,000            4.11%
     Class B


  Series 2000-1        Boston Safe Deposit and Trust Company      $             127,610,000           18.49%
     Class A           Chase Manhattan Bank                                      47,565,000            6.89%
                       Harris Trust and Savings Bank                             55,000,000            7.97%
                       State Street Bank & Trust Company                        352,460,000           51.08%


  Series 2000-1        Chase Manhattan Bank                       $              52,500,000            7.61%
     Class B


The address of each of the above participants is:
                  C/O The Depository Trust Company
                  55 Water Street
                  New York, NY  10041

         (b)      Security Ownership of Management. Not Applicable.

         (c)      Changes in Control. Not Applicable.

Item 13. Certain Relationships and Related Transactions.  None.
--------------------------------------------------------

                                            PART IV
                                            -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)     99.1.    The Annual Servicer's Certificate.

                  99.2. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1995-1).

                  99.3. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1999-1).

                  99.4. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 1999-2).

                  99.5. Report of Independent Accountants on Applying Agreed-Upon Procedures (Series 2000-1).



                  99.6.    Report of Independent Accountants on Internal
                           Control.

                  99.7.    Report of Management on Internal Control.

                  99.8.    Report of Independent Accountants on Compliance.

                  99.9.    Report of Management on Compliance.
 .

         (b) Reports on Form 8-K were filed monthly by the Trust during the period covered by this report.

         (c)      See (a) above.

         (d)      Not Applicable.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       First National Bank of Atlanta (Delaware) d/b/a Wachovia Bank Card Services
                                       As originator of Trust Registrant


Date: March 7, 2001                    By: /s/ Michael L. Scheuerman
      -----------------                    --------------------------
                                       Michael L. Scheuerman
                                       Senior Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                     Title                        Date
         ---------                     -----                        ----


/s/ Charles M. Hegarty          President and Director          March 7, 2001
-----------------------
Charles M. Hegarty


/s/ David L. Gaines             Comptroller                     March 6, 2001
----------------------
David L. Gaines


/s/ Beverly B. Wells            Chairman and Director           March 7, 2001
--------------------
Beverly B. Wells


/s/ J. Peirce Anderson, Esq.    Director                        March 7, 2001
----------------------------
J. Peirce Anderson, Esq.


/s/ John E. F. Corson           Director                        March 8, 2001
---------------------
John E. F. Corson


/s/ Richard G. McCauley         Director                        March 10, 2001
-----------------------
Richard G. McCauley


INDEX TO EXHIBITS

Exhibit
Number            Description of Exhibit                                        Sequential Page Number
------            ----------------------                                        ----------------------

99.1.             The Annual Servicer's Certificate.                                       7

99.2.             Report of Independent Accountants on Applying Agreed-Upon                8
                  Procedures (Series 1995-1).

99.3.             Report of Independent Accountants on Applying Agreed-Upon                9
                  Procedures (Series 1999-1).

99.4.             Report of Independent Accountants on Applying Agreed-Upon               10
                  Procedures (Series 1999-2).

99.5.             Report of Independent Accountants on Applying Agreed-Upon               11
                  Procedures (Series 2000-1).

99.6.             Report of Independent Accountants on Internal Control.               12-13

99.7.             Report of Management on Internal Control.                            14-15

99.8.             Report of Independent Accountants on Compliance.                        16

99.9.             Report of Management on Compliance.                                     17
