Form 10-K
period 2002-12-31
BANK ONE  DE NA  AS SERVIC ON BEHALF WACH CRED CARD MAS TR
filed 2003-03-31
CIK 1002439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 033-99442-01

Bank One, Delaware, National Association

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)
(Exact name of Registrant as specified in its charter)
(As Servicer on behalf of Wachovia Credit Card Master Trust)

Laws of the United States (State or other jurisdiction of incorporation or organization)	51-0269396 (I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware (Address of principal executive offices)	19801 (Zip Code)

Registrant’s telephone number, including area code: (302) 594-4000

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not applicable.

Indicate the number shares outstanding of each of the Registrant’s class of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE: None

Introductory Note

On July 27, 2001, Bank One, Delaware, National Association (formerly known as First USA Bank, National Association), a national banking association organized under the laws of the United States (the “Bank”), which is a direct wholly owned subsidiary of BANK ONE CORPORATION assumed all rights and obligations of The First National Bank of Atlanta d/b/a/ Wachovia Bank Card Services (“Wachovia”) as Transferor and Servicer with respect to Wachovia Credit Card Master Trust (the “Trust”) under the Amended and Restated Pooling and Servicing Agreement dated as of June 4, 1999 between Wachovia and The Bank of New York (Delaware) as Trustee (the “Trustee”), as supplemented and amended (the “Pooling and Servicing Agreement”), pursuant to an Assumption Agreement dated as of July 27, 2001 by and among the Bank, Wachovia and the Trustee.

The certificates listed on page 1 hereof will be referred to collectively herein as the “Certificates”. The Certificates do not represent obligations of or interests in the Bank.

PART I

ITEM 1.         BUSINESS

Available Information: BANK ONE, the parent corporation of Bank One, Delaware, National Association, has an Internet website at www.bankone.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.bankone.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

Not applicable.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank’s credit card business. A few of these lawsuits have been conditionally certified as class actions. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Trust.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Certificates representing investors’ interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2002, there were: (i) twelve (12) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 1999-1; (ii) one (1) DTC participant holding a position in the Class B Floating Rate Asset Backed Certificates, Series 1999-1, (iii) nine (9) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 2000-1; and (iv) one (1) DTC participant holding a position in the Class B Floating Rate Asset Backed Certificates, Series 2000-1.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)           The Certificates of each Class of each Series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. At December 31, 2002, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.

Title of Class	Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership $(000)	% of Ownership

Class A Floating Rate Asset Backed Certificates, Series 1999-1	Bank of New York (The) One Wall Street New York, NY 10286	$ 191,000	24.65%

	Boston Safe Deposit and Trust Company c/o Mellon Bank N.A. Three Mellon Bank Center Room 153-3015 Pittsburgh, PA 15259	$ 192,500	24.84%

	Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$ 170,000	21.94%

	State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	$ 140,840	18.17%

Class B Floating Rate Asset Backed Certificates, Series 1999-1	JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$ 53,757	100.00%

Class A Floating Rate Asset Backed Certificates, Series 2000-1	Bank of New York (The) One Wall Street New York, NY 10286	$ 142,500	22.35%

	Boston Safe Deposit and Trust Company c/o Mellon Bank N.A. Three Mellon Bank Center Room 153-3015	$ 36,810	5.77%

	Pittsburgh, PA 15259

	Citibank, N.A. 3800 Citicorp Center Tampa Tampa, FL 33610-9122	$ 49,480	7.76%

	Harris Trust and Savings Bank Proxy Operations 111 West Monroe Street Chicago, IL 60603	$ 55,000	8.63%

	State Street Bank and Trust Company 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	$ 307,515	48.24%

Class B Floating Rate Asset Backed Certificates, Series 2000-1	JPMorgan Chase Bank c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Mail Code 121 Dallas, TX 75240	$ 52,500	100.00%

(b)           Not applicable.

(c)           None.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.       CONTROLS AND PROCEDURES.

Not applicable.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

(i)       Not applicable.

(ii)      Not applicable.

(iii)     Exhibits

99.1    Annual Servicer’s Certificate

99.2    Annual Independent Accountants’ Servicing Reports of KPMG LLP on Management’s Assertions

(b)       Reports on Form 8-K were filed monthly by the Trust during the period covered by this report.

(c)       See Item 14(a)(iii) above.

(d)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

Bank One, Delaware, National Association (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer
By:	/s/ Daniel J. Frate

Daniel J. Frate President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ Philip Heasley	Director and Principal Executive Officer

Philip Heasley

/s/ Raymond Fischer	Director, Principal Financial Officer and Principal Accounting Officer

Raymond Fischer

/s/ Daniel J. Frate	Director

Daniel J. Frate

/s/ Michael Looney	Director

Michael Looney

/s/ M. Carter Warren	Director

M. Carter Warren

/s/ William Garner	Director

William Garner

Certification

I, Jeffrey Rigg, the senior officer for securitization servicing of Bank One, Delaware, National Association, a national banking association which serves as servicer for the Wachovia Credit Card Master Trust, certify that:

1.         I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the periods included in the year covered by this annual report, of Wachovia Credit Card Master Trust;

2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.        Based on my knowledge, the distribution and servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Dated: March 26, 2003

/s/ Jeffrey Rigg

Name: Jeffrey Rigg
Title: Senior Officer for Securitization
Servicing and Senior Vice President- Accounting

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Page

99.1	Annual Servicer’s Certificate	10

99.2	Annual Independent Accountants’ Servicing Reports of KPMG LLP on Management’s Assertions	11-16