Form 10-K
period 2003-12-31
BANK ONE  DE NA  AS SERVIC ON BEHALF WACH CRED CARD MAS TR
filed 2004-03-29
CIK 1002439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 033-99442-01

BANK ONE, DELAWARE, NATIONAL ASSOCIATION

(formerly FIRST USA BANK, NATIONAL ASSOCIATION)

(Exact name of Registrant as specified in its charter)

(As Servicer on behalf of Wachovia Credit Card Master Trust)

Laws of the United States	51-0269396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 North Walnut Street Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Introductory Note

On July 27, 2001, Bank One, Delaware, National Association (formerly known as First USA Bank, National Association), a national banking association organized under the laws of the United States (the “Bank”), which is a direct wholly owned subsidiary of BANK ONE CORPORATION, (“BANK ONE”) assumed all rights and obligations of The First National Bank of Atlanta d/b/a/ Wachovia Bank Card Services (“Wachovia”) as Transferor and Servicer with respect to Wachovia Credit Card Master Trust (the “Trust”) under the Amended and Restated Pooling and Servicing Agreement dated as of June 4, 1999 between Wachovia and The Bank of New York (Delaware) as Trustee (the “Trustee”), as supplemented and amended (the “Pooling and Servicing Agreement”), pursuant to an Assumption Agreement dated as of July 27, 2001 by and among the Bank, Wachovia and the Trustee.

The Bank will respond only to certain items of Form 10-K. In doing so, the Bank will be relying on a letter dated July 31, 1989 from the Securities and Exchange Commission, Division of Corporation Finance, Office of Chief Counsel delivered to Chevy Chase Bank, F.S.B. in connection with the CC Master Credit Card Trust II (formerly the Chevy Chase Master Credit Card Trust II) which granted Chevy Chase Bank, F.S.B. relief from the requirement to respond to various items of Form 10-K. The Bank is relying on such no action letter in not responding to various items of Form 10-K. Such items are designated herein as “Not Applicable.”

The certificates listed on page 1 hereof will be referred to collectively herein as the “Certificates”. The Certificates do not represent obligations of or interests in the Bank.

On January 14, 2004, J.P. Morgan Chase & Co. and BANK ONE entered into an Agreement and Plan of Merger. The agreement provides that BANK ONE will be merged with and into J.P. Morgan Chase & Co. with J.P. Morgan Chase as the surviving entity. The merger is subject to the approval of the shareholders of both institutions as well as U.S. federal and state and foreign regulatory authorities, and there can be no assurance that such merger will take place. Completion of the transaction is expected to occur in mid-2004.

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

The Certificates representing investors’ interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2003, there were: (i) twelve (12) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 1999-1; (ii) one (1) DTC participant holding a position in the Class B Floating Rate Asset Backed Certificates, Series 1999-1, (iii) ten (10) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 2000-1; and (iv) one (1) DTC participant holding a position in the Class B Floating Rate Asset Backed Certificates, Series 2000-1.

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

Not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Certificates of each Class of each Series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. At December 31, 2003, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.

Title of Class	Name and Address of Beneficial Owners	Amount & Nature of Beneficial Ownership $(000)	% of Ownership
Class A Floating Rate Asset Backed Certificates, Series 1999-1	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	$ 489,500	63.16%

	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	$ 136,990	17.68%

	JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Dallas, TX 75240	$ 54,500	7.03%

Class B Floating Rate Asset Backed Certificates, Series 1999-1	JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Dallas, TX 75240	$ 53,757	100.00%

Class A Floating Rate Asset Backed Certificates, Series 2000-1	State Street Bank and Trust Company Joseph Callahan 1776 Heritage Dr. Global Corp. Action Unit JAB 5NW No. Quincy, MA 02171	$ 287,780	45.14%

	Bank of New York (The) Cecile Lamarco One Wall Street New York, NY 10286	$ 110,000	17.25%

	Citibank, N.A. David A. Leslie 3800 Citicorp Center B3-15 Tampa, FL 33610	$ 74,715	11.72%

	Harris Trust and Savings Bank Carol Montgomery 111 West Monroe Street Chicago, IL 60603	$ 55,000	8.63%

	JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Dallas, TX 75240	$ 49,845	7.82%

	Mellon Trust of New England, N. A Melissa Tarasovich 525 William Penn Place Suite 3418 Pittsburgh, PA 15259	$ 47,810	7.50%

Class B Floating Rate Asset Backed Certificates, Series 2000-1	JPMorgan Chase Bank Paula J. Dabner c/o Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway, 12th Floor Dallas, TX 75240	$ 52,500	100.00%

(b)	Not applicable.

(c)	None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(i)	Not applicable.
(ii)	Not applicable.
(iii)	Exhibits
31.1	Senior Officer for Securitization Servicing Certificates Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.
99.1	Annual Servicer’s Certificate
99.2	Annual Independent Accountants’ Servicing Reports of KPMG LLP on Management’s Assertions

(b)	Reports on Form 8-K were filed monthly by the Trust during the period covered by this report.

(c)	See Item 14(a)(iii) above.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

Bank One, Delaware, National Association (Formerly FIRST USA BANK, NATIONAL ASSOCIATION) as Servicer

By:	/s/ William I Campbell

William I. Campbell Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ William I. Campbell	Director and Principal Executive Officer

William I. Campbell

/s/ Raymond Fischer Raymond Fischer	Director, Principal Financial Officer and Principal Accounting Officer

/s/ Michael Looney	Director

Michael Looney

/s/ M. Carter Franke	Director

M. Carter Franke

/s/ William Garner	Director

William Garner

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description	Page

31.1	Senior Officer for Securitization Servicing Certificates Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.	9

99.1	Annual Servicer’s Certificate	10

99.2	Annual Independent Accountants’ Servicing Reports of KPMG LLP on Management’s Assertions	11-15