Form 10-K
period 2004-12-31
CHASE MANHATTAN BANK USA, NA AS SERVIC ON BEHALF WACH CRED CARD MAS TR
filed 2005-03-31
CIK 1002439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-99442-01

CHASE BANK USA, NATIONAL ASSOCIATION

(formerly BANK ONE, DELAWARE, NATIONAL ASSOCIATION)

(Depositor into the Issuer described herein)

WACHOVIA CREDIT CARD MASTER TRUST

(Issuer of the Certificates)

(Exact name of registrant as specified in its charter)

Laws of the United States	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

White Clay Center, Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class:

Wachovia Credit Card Master Trust Class A Floating Rate Asset Backed Certificates, Series 2000-1

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The registrant has no voting or non-voting common equity outstanding as of the date of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

On October 1, 2004, Chase Bank USA, National Association (formerly known as Bank One, Delaware, National Association), a national banking association organized under the laws of the United States (the “Bank”), which is a direct wholly owned subsidiary of JPMorgan Chase & Co., assumed all rights and obligations of the Amended and Restated Pooling and Servicing Agreement, dated as of June 4, 1999, between The First National Bank of Atlanta d/b/a Wachovia Bank Card Services (the “Seller”), as Transferor and Servicer, and The Bank of New York (Delaware), as Trustee (in such capacity, the “Trustee”) for Wachovia Credit Card Master Trust (the “Trust”), as amended by the First Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of March 27, 2002, and the Second Amendment to the Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 2004, each between Bank One, Delaware, National Association (formerly known as First USA Bank, N.A.) (the “Predecessor”) and the Trustee, and as amended and supplemented and as assumed by the Predecessor pursuant to the Assumption Agreement, dated as of July 27, 2001 (the “Bank One Assumption Agreement”), by and among the Predecessor, the Seller and the Trustee and as further assumed by Chase Bank USA, National Association (the “Bank”) pursuant to the Assumption Agreement, dated as of October 1, 2004 (the “Chase Assumption Agreement”), by the Bank in favor of and for the benefit of the Trustee (as so amended, supplemented and assumed, the “Pooling and Servicing Agreement”).

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

The certificates listed on the cover page will be referred to collectively herein as the “Certificates.” The Certificates do not represent obligations of or interests in the Bank.

PART I

ITEM 1.	BUSINESS

Available Information: JPMORGAN CHASE & CO., the parent corporation of Chase Bank USA, National Association, has an Internet website at www.jpmorganchase.com which includes certain Trust reports. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the “Investor Relations” section of www.jpmorganchase.com. The reports can be found under “Asset Backed Securities” in the Investor Relations section of the website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Not applicable.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee or the Registrant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Certificates representing investors’ interests in the Trust are held and delivered in book-entry form through the facilities of the Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. All outstanding Certificates are held by Cede & Co., the nominee of DTC. The records of DTC indicate that, at December 31, 2004, there were ten (10) DTC participants holding a position in the Class A Floating Rate Asset Backed Certificates, Series 2000-1.

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

As disclosed in the Form 8-K filed on July 26, 2004, on July 1, 2004, Bank One Corporation merged with JPMorgan Chase & Co. with JPMorgan Chase & Co. as the surviving entity. In connection therewith, as of July 1, 2004, PricewaterhouseCoopers has replaced KPMG LLP (“KPMG”) as the accountants for the Trust.

The reports of KPMG with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its reports with respect to the Trust for the years ended December 31, 2003 and December 31, 2002 and through June 30, 2004, there were no disagreements between the Trust and KPMG on any matter of accounting principles or practices, financial disclosure or scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report for such years.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The Certificates of each Class of each Series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2004. At December 31, 2004, the following direct DTC participants held positions in the Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class of such Series outstanding on that date.

Title of Class	Name and Address of Beneficial Owners	Amount of Beneficial Ownership	% of Ownership
Class A Floating Rate Asset Backed Certificates, Series 2000-1	00000901 The Bank of New York One Wall Street New York, NY 10286	$138,365,000.00	21.70%
	00000902 JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway 12th Floor Dallas, TX 75254	$49,480,000.00	7.76%
	00000908 Citibank, N.A. 3800 CITIBANK CENTER B3-15 Tampa, FL 33610	$49,480,000.00	7.76%
	00000954 Mellon Trust of New England, NA 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$47,810,000.00	7.50%
	00000997 State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW North Quincy, MA 02171	$284,650,000.00	44.65%
	00002697 Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	$55,000,000.00	8.63%

(b) Not applicable.

(c) None.

(d) None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(i)	Not applicable.

(ii)	Not applicable.

(iii)	Exhibits

31.1	Senior Officer for Securitization Servicing Certificates Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate

99.2	Annual Independent Accountants’ Servicing Reports of PricewaterhouseCoopers on Management’s Assertions

(b)	See Item 15(a)(iii) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the Wachovia Credit Card Master Trust

By:	/s/ Keith W. Schuck
	Name:	Keith W. Schuck
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.

Signature	Title	Date

/s/ William I. Campbell William I. Campbell	Principal Executive Officer and Director	March 30, 2005

Richard J. Srednicki	Director	March 30, 2005

/s/ Keith W. Schuck Keith W. Schuck	Principal Accounting Officer, Controller and Director	March 30, 2005

/s/ Raymond L. Fischer Raymond L. Fischer	Principal Financial Officer and Director	March 30, 2005

Mark Hartzell	Director	March 30, 2005

Thomas Wind	Director	March 30, 2005

/s/ James K. Paterson James K. Paterson	Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
31.1	Senior Officer for Securitization Servicing Certificates Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports

99.1	Annual Servicer’s Certificate

99.2	Annual Independent Accountants’ Servicing Reports of PricewaterhouseCoopers on Management’s Assertions